Form 10-K
period 2004-12-31
JP MORTGAGE CHASE COMM MORT PASS THR CERTS SER 2004-CIBC8
filed 2005-03-29
CIK 1283891

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-105805-06

              J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3789046
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)834-9299


              J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
        COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-CIBC8
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, GMAC Commercial Mortgage Corporation, as Servicer, Midland Loan Services Inc., as Special Servicer, Wells Fargo Bank N.A., as Trustee, and JPMorgan Chase Bank, N.A., as Paying Agent as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2004 the total number of such DTC participants with respect to each class of certificates is 82.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

     Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

     Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

     Aggregate Statement of Principal and Interest Distributions to
       Certificateholders as of December 31, 2004, filed as Exhibit 99.4 hereto.


(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

J.P.MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.
COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-CIBC8
----------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as attorney-in-fact for J.P. Morgan Chase Commercial Mortgage Securities Corp.

               By: /s/ Diane E. Wallace
                    -----------------------------
                    Name:   Diane E. Wallace

            Title:  Vice President
             Date:  March 29, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1      Annual Independent Accountant's Servicing Report

                GMAC Commercial Mortgage Corporation
                Midland Loan Services Inc.

99.2      Report of Management as to Compliance with Minimum Servicing Standards

                GMAC Commercial Mortgage Corporation
                Midland Loan Services Inc.

99.3      Annual Statement as to Compliance

                GMAC Commercial Mortgage Corporation
                Midland Loan Services Inc.

99.4    Aggregate Statement of Principal and Interest Distributions to
           Certificateholders as of December 31, 2004

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

             J.P. Morgan Chase Commercial Mortgage Securities Corp.
                  Commercial Mortgage Pass-Through Certificates
                         Series 2004-CIBC8 (the "Trust")

     I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the paying agent by the servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: GMAC Commercial Mortgage Corporation and Midland Loan Services, Inc.

By: /s/ Steven Z. Schwartz
    -------------------------------------
Name:   Steven Z. Schwartz
Title:  President and Chief Executive Officer
        J.P. Morgan Chase Commercial Mortgage Securities Corp.

Dated:  March 23, 2005

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO  64106-2232
USA

Tel: +1 (816) 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
The PNC Financial Services Group, Inc.


     We have examined  management's  assertion that Midland Loan Services,  Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

     In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP
--------------------------

February 15, 2005

PricewaterhouseCoopers LLP
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000


                       Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion dated February 14, 2005, about GMAC Commercial Mortgage Corporation's (the "Company's) compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion (see
Exhibit 1). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCooper, LLC
March 14, 2005

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------


                             Management's Assertion


     As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

     As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in the amount of at least $25,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Douglas D. Danforth  /s/ Steven W. Smith        /s/ Dave Bodi
-----------------------  -------------------        ----------------------
Douglas D. Danforth      Steven W. Smith            Dave Bodi
CEO/President            COO/Executive              COO/Executive
                         Vice President             Vice President

February 15, 2005


MIDLAND LOAN SERVICES

APPENDIX I - MLS'S MINIMUM SERVICING STANDARDS

I.   CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;
      . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

GMAC Mortgage

                                                                Exhibit I


                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards

February 14, 2005


As of and for the year ended December 31, 2004, for the master servicing transactions included in Exhibit II, GMAC Commercial Mortgage Corporation has complied in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement to timely prepare bank reconciliations for custodial bank accounts and timely clear reconciling items, for which the company was not in compliance during the year.

As of December 31, 2004, company was covered by various General Motors Corporation insurance policies providing $300 million of fidelity bond insurance and $100 million of errors and omissions insurance.

/s/ Robert D. Feller
-------------------
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
--------------
Michael I. Lipson
Executive Vice President and Chief Financial Officer

/s/ Wayne D. Hoch
------------------
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

                                                                Exhibit II

                      GMAC COMMERCIAL MORTGAGE CORPORATION
                  TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
                                RESPONSIBILITIES

277 PARK AVE FINANCE CORP
ACMF I SERIES 1997-C1
AETNA, SERIES 1995-C5
AMC DEPOSITOR, SERIES 1999-1
ASC, SERIES 1996-D3
ASC, SERIES 1997-D4
ASW, SERIES 1993-2
ATHERTON - PAINE WEBBER WHSE
ATHERTON, SERIES 1997-1
ATHERTON, SERIES 1998-A
ATHERTON, SERIES 1999-A
BACM, SERIES 2001-C1
BANK OF AMERICA 2002-X1
BKB, SERIES 1997-C1
CAL WEST TRUST II
CALSTRS, SERIES 2002-C6
CAPCO, SERIES 1998-D7
CAPITAL TRUST RE CDO 2004-1
CBM, SERIES 1996-1
CDC, SERIES 2002-FX1
CG, SERIES 2004-FL1
CHASE, SERIES 1996-1
CHASE, SERIES 1996-2
CHASE, SERIES 1997-1
CHASE, SERIES 1997-2
CHASE, SERIES 1998-2
CHASE, SERIES 2000-FL1
CHASE, SERIES 2001-FL1
CHASE-FIRST UNION, 1999-1
CITIBANK, SERIES 1994-C2
CITICORP LEASE TRUST, SERIES 1999-1
COLUMBIA CTR TRUST, 2000-CCT
COLUMN, SERIES 2002-CCL1
COMM, SERIES 2001-FL5
COMM, SERIES 2001-J2
COMM, SERIES 2003-LNB1
COMM, SERIES 2004-LNB2
COMM, SERIES 2004-LNB4
CSFB, SERIES 1995-M1
CSFB, SERIES 1997-PS1
CSFB, SERIES 1998-PS2
CSFB, SERIES 1999-PS3
CSFB, SERIES 2000-C1
CSFB, SERIES 2000-PS4
CSFB, SERIES 2001-CF2
CSFB, SERIES 2001-SPG1
DAIWA, SERIES 1993-1
DENVER PUBLIC SCHOOLS RET.
DEUTSCHE BANC MORTGAGE (184)
DLJ, SERIES 1996-CF1
DLJ, SERIES 1997-CF1
DLJ-FB, SERIES 1994-MF1
ED I
ED II
EMAC, SERIES 1998-1
EMAC, SERIES 1999-1
EMAC, SERIES 2000-1
FIRST BOSTON, SERIES 1995-MF1
FMAC, SERIES 1991-A
FMAC, SERIES 1993-B
FMAC, SERIES 1994-A
FMAC, SERIES 1995-B
FMAC, SERIES 1996-B
FMAC, SERIES 1997-A
FMAC, SERIES 1997-B
FMAC, SERIES 1997-C
FMAC, SERIES 1998-A
FMAC, SERIES 1998-B
FMAC, SERIES 1998-C
FMAC, SERIES 1998-D
FMAC, SERIES 2000-A
FMHA
FNMA, SERIES 1998-M1
FOREST CITY, SERIES 1994-1
FREEHOLD RACEWAY MALL 2001-FRM
G3 STRATEGIC INV. LP 2002 WL1
GAFCO FRANCHISE 1998-1
GFCM 2003-1
GGP MALL PROP TR, SERIES 2001-GGP1
GIA SERIES 2001-A
GMACCM 2003-C2
GMACCM CANADA, SERIES 2002-FL1
GMACCM HF1, SERIES 1999-1
GMACCM HF1, SERIES 1999-2
GMACCM SENIORS 2003-A
GMACCM, SERIES 1996-C1
GMACCM, SERIES 1996-C2
GMACCM, SERIES 1997-C1
GMACCM, SERIES 1997-C2
GMACCM, SERIES 1998-C1
GMACCM, SERIES 1998-C2
GMACCM, SERIES 1999-C1
GMACCM, SERIES 1999-C2
GMACCM, SERIES 1999-C3
GMACCM, SERIES 1999-CTL1
GMACCM, SERIES 2000-C1
GMACCM, SERIES 2000-C2
GMACCM, SERIES 2000-C3
GMACCM, SERIES 2000-FL1
GMACCM, SERIES 2000-FLA
GMACCM, SERIES 2000-FLB
GMACCM, SERIES 2000-FLE
GMACCM, SERIES 2000-FLF
GMACCM, SERIES 2001-A
GMACCM, SERIES 2001-C1
GMACCM, SERIES 2001-C2
GMACCM, SERIES 2001-FL1
GMACCM, SERIES2001-FLA
GMACCM, SERIES 2002-C1
GMACCM, SERIES 2002-C2
GMACCM, SERIES 2002-C3
GMACCM, SERIES 2002-FL1
GMACCM, SERIES 2002-LT
GMACCM, SERIES 2003 DOUBLE EAGLE
GMACCM, SERIES 2003-C1
GMACCM, SERIES 2003-C3
GMACCM, SERIES 2003-FL1
GMACCM, SERIES 2003-FLA
GMACCM, SERIES 2003-FL-SNF
GMACCM, SERIES 2003-PMSRLP
GMACCM, SERIES 2004-C1
GMACCM, SERIES 2004-C2
GMACCM, SERIES 2004-C3
G-MAX 2002 FL-A
G-MAX 2002-FX-1
GSMCII, SERIES 2003-C1
GSMSC II, SERIES 1997-GLI
GSMSC II, SERIES 1998-C1
GSMSC II, SERIES 1998-GLII
GSMSC II, SERIES 1999-C1
GSMSC II, SERIES 2001-1285
GSMSC II, SERIES 2001-GL3
GSMSC II, SERIES 2001-ROCK
GSMSC II, SERIES 2002-GSFL V
HUD
IPS, SERIES 2003-1
ISTAR, SERIES 2002-1
ISTAR, SERIES 2003-1
JPMC 2002-C3
JPMC, SERIES 2001-A
JPMC, SERIES 2001-CIBC1
JPMC, SERIES 2004-C1
JPMC, SERIES 2004-C2
JPMC, SERIES 2004-CIBC10
JPMC, SERIES 2004-CIBC8
JPMC, SERIES 2004-CIBC9
JPMC, SERIES 2004-LN2
KS MORTGAGE CAP, SERIES 1995-1
LAKEWOOD MALL
LEHMAN, SERIES 1992-1
LEHMAN, SERIES 1992-2
LEHMAN, SERIES 1994-C2
LEHMAN, SERIES 1995-C2
LEHMAN, SERIES 1996-1
LEHMAN, SERIES 1996-C2
LEHMAN, SERIES 1998-C1
LEHMAN, SERIES 2003-C4
LIBRARY TOWER, SERIES 1998-1
LLL, SERIES 1997-LL1
LONG LANE MASTER TRUST IV
LTC, SERIES 1996-1
LTC, SERIES 1998-1
MALL OF AMERICA, SERIES 2000-1
MCF, SERIES 1993-C1-C2
MCF, SERIES 1995-MC1
MCF, SERIES 1996-MC1
MCF, SERIES 1996-MC2
MCF, SERIES 1998-MC1
MCF, SERIES 1998-MC3
MERRILL, SERIES 1995-C1
MERRILL, SERIES 1995-C2
MERRILL, SERIES 1995-C3
MERRILL, SERIES 1996-C1
MERRILL, SERIES 1997-C1
MERRILL, SERIES 1998-C1-CTL
MERRILL, SERIES 1999-C2
MERRILL, SERIES 2000-C3
MERRILL, SERIES 2000-C4
MERRILL, SERIES 2001-C5
MERRILL, SERIES 2001-LBC
MERRILL, SERIES 2002-BC2P
MERRILL, SERIES 2002-C7
MERRILL, SERIES 2002-C8
MERRILL, SERIES 2003-C10
MERRILL, SERIES 2003-C11
ML, SERIES 2003-C9
MORGAN, SERIES 1996-C1
MORGAN, SERIES 1997-C1
MORGAN, SERIES 1997-XL1
MORGAN, SERIES 1998-CF1
MORGAN, SERIES 1998-HF1
MORGAN, SERIES 1998-HF2
MORGAN, SERIES 1999-RM1
MORGAN, SERIES 2002-HQ
MSCI 2004-HQ4
MSDW 2003-IQ4
MSDW CAPITAL I TRUST 2002-IQ3
MSDW, SERIES 1997-HF1
MSDW, SERIES 1999-FNV1
MSDW, SERIES 2001-IQ
MSDW, SERIES 2001-PPM
MSDW, SERIES 2002-WM
MSDW, SERIES 2003-IQ5
NATIONS LINK, SERIES 1996-1
NB, SERIES-DMC
NEW ENGLAND MUTUAL LIFE, SERIES 1993-1
NOMURA MEGADEAL, SERIES 1995-MD IV
NOMURA MEGADEAL, SERIES 1996-MD V
NOMURA, SERIES 1993-1
NOMURA, SERIES 1994-MD1
NOMURA, SERIES 1996 MD VI
NOMURA, SERIES 1998-D6
NOMURA, SERIES 1998-ST1
OREGAN, SERIES 1995-1
PAINE WEBBER, SERIES 1996-M1
REAL-T, SERIES 2004-1
SALOMON, SERIES 1999-C1
SALOMON, SERIES 2000-C1
SASCO, SERIES 1995-C4
SC FUNDING, SERIES 1993-1
SDG MACERICH PROPERTIES LP CMO
SL COMMERCIAL, SERIES 1997-C1
SOLAR TRUST, SERIES 2001-1
SOLAR TRUST, SERIES 2002-1
SOLAR TRUST, SERIES 2003-CC1
STRUCTURED MTG, SERIES 1994-M1
U-HAUL, SERIES 1993-1

                                                                     Exhibit III

                      GMAC COMMERCIAL MORTGAGE CORPORATION
                         MINIMUM MASTER SERVICING POLICY

I.       CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        .   be mathematically accurate;

        . be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

        . be reviewed and approved by someone other than the person who prepared the reconciliation; and

        . evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investors account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II.      MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.


III.     DISBURSEMENTS

1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.


IV.      INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V.       INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI.      MONITORING OF SUBSERVICER COMPLIANCE

1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------


MIDLAND LOAN SERVICES


                                 March 8, 2005

Ms. Jennifer Richardson                                 Via UPS
Wells Fargo Bank, N.A.                                 (410) 884-2194
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA  21045-1941


             J.P. Morgan Chase Commercial Mortgage Securities Corp.
        Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8
                        Pooling and Servicing Agreement

                             OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing
Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.

                                                /s/ Steven W. Smith    3/8/05
                                                -----------------------------
                                                 Steven W. Smith      Date
                                                Executive Vice President


cc:
        Attn: Institutional Trust Services
        J.P. Morgan Chase Bank
        4 New York Plaza, 6th Floor
        New York, NY  10004-0000

        Ms. Bianca Russo, Esq.
        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        270 Park AVenue, 10th Floor
        New York, NY  10017-0000

        Mr. Denis Schuh
        J.P. Morgan Chase Commercial Mortgage Securities Corp.
        270 Park AVenue, 10th Floor
        New York, NY  10017-0000

        Attn: Commercial Mortgage Surveillance
        Moody's Investor Services, Inc.
        99 Church Street, 4th Floor
        New York, NY  10007-0000

        Attn: CMBS Surveillance
        Standard & Poor's Ratings Services
        55 Water Street, 41st Floor
        New York, NY  10041-0000

                        Annual Statement as to Compliance
                      For the Year Ended December 31, 2004


                     JPM Commercial Mortgage Securities Corp
                                Series 2004-CIBC8


     Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation, as Servicer during the period, and of its performance under this Subservicing Agreement, has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as, Servicer, has fulfilled in all material respects its obligations under this Subservicing Agreement throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Servicer, has received no notice regarding qualifications, or challenging the status the Lower Tier REMIC or the Upper-Tier REMIC, as a REMIC from the Internal Revenue Service or any other governmental agency or body.


     GMAC COMMERCIAL MORTGAGE CORPORATION

        /s/ Brian T. Stauffer
        -----------------
By:      Brian T. Stauffer
Title:   Senior Vice President
Date:    February 20, 2005

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2004



-----------------------------------------------------------------------------------------------------------------------------------
                                  DISTRIBUTION IN DOLLARS
-----------------------------------------------------------------------------------------------------------------------------------
CUSIP             ORIGINAL PRIN        PAID PRIN            PAID INT          TOTAL PAID     ENDING PRIN BALANCE    CERT POOL FACTOR

46625M2A6       110,000,000.00             0.00       4,407,699.96      4,407,699.96           110,000,000.00        1000.00000000
46625M2B4       349,357,000.00             0.00      15,385,682.28     15,385,682.28           349,357,000.00        1000.00000000
46625M2C2        31,348,000.00             0.00       1,410,660.00      1,410,660.00            31,348,000.00        1000.00000000
46625M2D0        14,107,000.00             0.00         639,047.16        639,047.16            14,107,000.00        1000.00000000
46625M2E8        28,213,000.00             0.00       1,289,052.00      1,289,052.00            28,213,000.00        1000.00000000
46625M2F5        14,107,000.00             0.00         655,834.44        655,834.44            14,107,000.00        1000.00000000
46625M2G3     1,253,925,805.00             0.00         687,834.82        687,834.82         1,253,925,805.00        1000.00000000
46625M2J7     1,215,678,000.00             0.00      15,643,287.15     15,643,287.15         1,215,678,000.00        1000.00000000
46625M2L2       344,749,000.00     3,566,727.02      14,269,765.25     17,836,492.27           341,182,272.98         989.65413382
46625M2N8        15,674,000.00             0.00         743,938.05        743,938.05            15,674,000.00        1000.00000000
46625M2Q1        12,539,000.00             0.00         607,554.55        607,554.55            12,539,000.00        1000.00000000
46625M2S7        18,809,000.00             0.00       1,006,905.75      1,006,905.75            18,809,000.00        1000.00000000
46625M2U2         6,270,000.00             0.00         296,759.16        296,759.16             6,270,000.00        1000.00000000
46625M2W8         6,269,000.00             0.00         296,711.76        296,711.76             6,269,000.00        1000.00000000
46625M2Y4         6,270,000.00             0.00         296,759.16        296,759.16             6,270,000.00        1000.00000000
46625M3A5         4,702,000.00             0.00         222,545.64        222,545.64             4,702,000.00        1000.00000000
46625M3C1         4,702,000.00             0.00         222,545.64        222,545.64             4,702,000.00        1000.00000000
46625M3E7         3,135,000.00             0.00         148,379.52        148,379.52             3,135,000.00        1000.00000000
46625M3G2        15,674,805.00             0.00         741,323.43        741,323.43            15,674,805.00        1000.00000000
46625M3J6                 0.00             0.00               0.00              0.00                     0.00        1000.00000000
46625M3K3                 0.00             0.00               0.00              0.00                     0.00        1000.00000000
46625MZ85        80,000,000.00     7,722,295.08       2,137,043.97      9,859,339.05            72,277,704.92         903.47131150
46625MZ93       188,000,000.00             0.00       7,213,560.00      7,213,560.00           188,000,000.00        1000.00000000
U48138QB7                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QC5                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QD3                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QE1                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QF8                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QG6                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QH4                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QJ0                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QK7                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QL5                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QM3                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QN1                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
U48138QP6                 0.01             0.00               0.00              0.00                     0.01        1000.00000000
----------------------------------------------------------------------------------------------------------------------------------